Form 10QSB
period 2000-06-30
NINETH BUSINESS SERVICE GROUP INC
filed 2000-08-14
CIK 1082201

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                For the quarterly period ended June 30, 2000.

 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________________ to ____________ .



                             Commission File Number: 000-25649

                      NINETH BUSINESS SERVICE GROUP, INC.
                      ----------------------------------
              (Exact name of registrant as specified in charter)

          Florida                                     59-3651759
          -------                                     -------
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

                                YES ( ) NO ( X )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 31, 2000.

                             1,000,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                       NINETH BUSINESS SERVICE GROUP, INC.

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheets as of June 30, 2000 and December 31, 1999.......  3

            Statements of Operations for the three and six month periods ended June 30, 2000 and the period March 15, 1999
            (date of  incorporation) to June 30, 1999 and 2000.............  4

            Statement of Stockholders' Equity for the six months
            ended Juen 30, 2000............................................  5

            Statement  of Cash Flows for the three and six months ended
            June 30, 2000 and the period March 15, 1999 (date of
            incorporation)  to June 30, 1999 and 2000.....................   6

            Notes to Financial Statements..................................   7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations or Plan of Operations....................   9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................  12
Item 2.     Changes in Securities..........................................  12
Item 3.     Defaults Upon Senior Securities................................  12
Item 4.     Submission of Matters to a Vote of Securities Holders..........  12
Item 5.     Other Information..............................................  12
Item 6.     Exhibits and Reports on Form 8-K...............................  12

Signatures

                       Nineth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

     ---------------------------------------------------------------------------


                                                        June 30,      December
                                                          2000        31, 1999
     ASSETS                                            (Unaudited)
     ------                                            -----------   -----------

     TOTAL ASSETS                                        $     -       $     -
                                                       ===========   ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

        TOTAL LIABILITIES                                $   750       $ 1,000
                                                       -----------   -----------

     STOCKHOLDERS' EQUITY:
       Common stock - no par value: 50,000,000 shares
        authorized; 1,000,000 shares issued and
        outstanding                                           79            79
       Preferred stock - no par value: 20,000,000
        shares authorized; no shares issued and
        outstanding                                            -             -
       Additional paid in capital                          7,000         4,000
       Deficit accumulated during the development stage   (7,829)       (5,079)
                                                       -----------   -----------
            Total stockholders' equity                    (  750)       (1,000)
                                                       -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     -       $     -
                                                       ===========   ===========



     ---------------------------------------------------------------------------
     SEE NOTES TO FINANCIAL STATEMENTS.

                   Nineth Business Service Group, Inc.
                    (A Development Stage Enterprise)

                        STATEMENTS OF OPERATIONS
                              (Unaudited)

     ---------------------------------------------------------------------------

                                                                    Period         Period
                                                                   March 15,      March 15,
                                           Six       Three        1999 (date     1999 (date
                                          Months     Months           of             of
                                          Ended      Ended       incorporation)  incorporation)
                                        June 30,    June 30,       to June         to June
                                          2000       2000          30, 1999        30, 2000
                                        --------- -----------   -------------   -------------
     EXPENSES:
       Professional fees and expenses     $ 2,750  $ 1,750       $   3,000       $   7,750
       Organizational costs                     -        -              79              79
                                        --------- -----------   -------------   -------------

     NET LOSS                             $ 2,750  $ 1,750       $   3,079       $   7,829
                                        ========= ===========   =============   =============

     NET LOSS PER SHARE                   $  0.00  $  0.00       $    0.00       $    0.01
                                        ========= ===========   =============   =============



     ---------------------------------------------------------------------------
     SEE NOTES TO FINANCIAL STATEMENTS.

                       Nineth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                   For the six months ended June 30, 2000
                                   (Unaudited)

--------------------------------------------------------------------------------




                                                                    Deficit
                                                                   Accumulated
                                                      Additional   During the
                                 Common Stock          Paid in     Development
                              Shares       Value       Capital        Stage         Total
                             ---------    --------   -----------   -----------   -----------
Balances,December 31, 1999   1,000,000   $     79     $   4,000    $    (5,079)    $  (1,000)

Capital contribution                -           -         1,000              -         1,000

Capital Contribution of Services    -           -         2,000              -         2,000

Net loss for the six
 months ended June 30, 2000         -           -             -          (2,750)      (2,750)
                             ---------    --------    ----------   ------------   -----------

Balances June 30, 2000       1,000,000   $     79     $   7,000     $    (7,829)   $  (  750)
                             =========   =========    ==========   ============   ===========



--------------------------------------------------------------------------------
SEE NOTES TO FINANCIAL STATEMENTS.

                       Nineth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                    Period         Period
                                                                   March 15,      March 15,
                                            Six       Three        1999 (date     1999 (date
                                           Months     Months           of             of
                                           Ended      Ended       incorporation)  incorporation)
                                          June 30,    June 30,       to June         to June
                                            2000       2000          30, 1999        30, 2000
                                          --------- -----------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $ (2,750)   $ (1,750)  $  (3,079)      $  (7,829)
 Adjustments to reconcile net loss to
cash used in operating activities:
  Increase (decrease)in accrued expenses         (250)       750       1,000             750
  Contributed services and expenses             2,000      1,000       2,000           6,000
                                           ----------  ---------- -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES          (1,000)         -         (79)         (1,079)
                                           ----------  ---------- -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock        -          -          79              79
  Capital Contribution                          1,000          -           -           1,000
                                           ----------  ---------- -----------     -----------
CASH PROVIDED BY FINANCING ACTIVITIES           1,000          -          79           1,079
                                           ----------  ---------- -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS           -          -           -               -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      -          -           -               -
                                           ----------  ---------- -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $   -     $    -     $     -       $       -
                                           ==========  ========== ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                               $   -     $    -     $     -       $       -
                                           ==========  ========== ===========     ===========

    Taxes paid                                  $   -     $    -     $     -       $       -
                                           ==========  ========== ===========     ===========


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

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $7,829 as of June 30, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to June 30, 2000, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

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

------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1999 and the financial statements as of and for the three and six-months ended June 30, 2000, and the period March 15, 1999 (date of inception) to June 30, 1999 and June 30, 2000 included with this Form 10-QSB. The Company did not have significant operations during the three months ended June 30, 1999 or for the period March 15, 1999 (date of inception) to June 30, 1999 and as such this analysis does not include any additional discussion as of and for such periods.

The following discussion and analysis should be read in conjunction with financial statements as of and for the periods ended June 30, 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses from inception through June 30, 2000, all funded by capital contributions from management, are $7,829.

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

          August 14, 2000                           /s/ Michael T. Williams
       ------------------                        ----------------------------
            Date                                 Michael T. Williams, President