Form 10KSB
period 2000-12-31
NINETH BUSINESS SERVICE GROUP INC
filed 2001-04-16
CIK 1082201

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                  FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                      For the Year Ended December 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

            For the transition period from __________ to __________.

                        Commission File Number: 000-25649

                        NINTH BUSINESS SERVICE GROUP, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its Charter)

      Florida                                        59-3651759
      -------                                        -------
(State of or other jurisdiction of                  (IRS Employer I.D.  No.)
incorporation or organization)

                      2503 W. Gardner Ct., Tampa, FL 33611
                      ------------------------------------
                     Address of Principle Executive Offices:

                                 (813) 831-9348
                                 --------------
               Registrant's telephone number, including area code:

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                             1,000,000 Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. ___ Yes _X_No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __Yes X No

Issuer's revenues for the most recent fiscal year: NONE

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was $0. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of April 13, 2001.

                             1,000,000 Common Shares

                   Documents Incorporated By Reference - NONE

          Transitional small business disclosure format. ___ Yes _X_No

                       Ninth Business Service Group, Inc.
                                  FORM 10 - KSB

                                Table of Contents

     PART I.
              ITEM 1. Description of Business                   3
              ITEM 2. Properties                               11
              ITEM 3. Legal Proceedings                        11
              ITEM 4. Submission of Matters to a Vote of
                      Security Holders                         11

     PART II

              ITEM 5. Market for the Common Deficit and
                      Related Stockholder Matters              12
              ITEM 6. Plan of Operation                        12
              ITEM 7. Financial Statements                     13
              ITEM 8. Changes In and Disagreements With
                      Accountants on Accounting and Financial
                      Disclosures                              21

     PART III

              ITEM 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with
                      Section 16(a) of the Exchange Act        21
              ITEM 10 Executive Compensation                   22
              ITEM 11 Security Ownership of Certain
                      Beneficial Owners and Management         23
              ITEM 12 Certain Relationships and Related
                      Transactions                             24
              ITEM 13 Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K        27

                      Signatures                               28

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

We anticipate that the selection of a business combination will be complex and extremely risky. Management believes that there are numerous firms seeking the benefit of a publicly traded corporation because of:

o     General economic conditions
o     Rapid technological advances being made in some industries
o     Shortages of available capital

   Such perceived benefit of a publicly traded corporation may include:

o Facilitating or improving the terms on which additional equity financing may be sought
o     Providing  liquidity  for the  principals of a business
o Creating a means for providing incentive stock options or similar benefit to key employees
o Providing liquidity, subject to restrictions of applicable statutes, for all shareholders

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

Evaluation of Business Combinations

The analysis of business combinations will be undertaken by or under the supervision of our officer and director who is not a professional business analyst. Management intends to concentrate on identifying preliminary prospective business combinations which may be brought to our attention through present associations. There are only two characteristics necessary for a prospective business combination:

o Have the ability to obtain qualified audited financial statements within the time period required under relevant SEC regulations

o Have the funds to make payments to us required in an acquisition agree-ment, if mutually agreed by us and the acquisition candidate

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

We are a development stage entity, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses through December 31, 2000, all funded by a capital contribution from management, are $79.

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

ITEM 7 - FINANCIAL STATEMENTS

                       Ninth Business Service Group, Inc.

                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                           F-2

FINANCIAL STATEMENTS
   Balance Sheet                                                       F-3
   Statements of Operations                                            F-4
   Statements of Stockholders' Equity (Deficit)                        F-5
   Statements of Cash Flows                                            F-6
   Notes to Financial Statements                                       F-7


                                       F-1
                                       13

                 [Letterhead of Kingery, Crouse & Hohl, P.A.]



INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Ninth Business Service Group, Inc.:

We have audited the accompanying balance sheet of Ninth Business Service Group, Inc. (the "Company"), a development stage enterprise, as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the periods March 15, 1999 (date of incorporation) to December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, and the periods March 15, 1999 (date of incorporation) to December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery, Crouse & Hohl, P.A.

April 16, 2001
Tampa, FL

                                       F-2
                                       14

                       Ninth Business Service Group, Inc.
                          (A Development Stage Company)

                    BALANCE SHEET AS OF DECEMBER 31, 2000


                                     ASSETS

TOTAL ASSETS                                                          $    -
                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                        $       -
                                                                   ----------


STOCKHOLDERS' EQUITY
   Preferred stock - no par value; authorized 50,000,000 common
   shares; no shares issued and outstanding                                -
   Common stock - no par value; authorized 20,000,000 common              79
   Additional paid-in capital                                         10,500
   Deficit accumulated during the development stage                  (10,579)
                                                                   ----------

          Total Stockholders' Equity                                       -
                                                                   ----------

Total                                                              $       -
                                                                   ==========


See notes to financial statements.

                                       F-3
                                       15

                       Ninth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                              For the        For the
                                               Period         Period
                                             March 15,      March 15,
                                             1999 (date     1999 (date
                                                 of             of
                              For the       incorporation) incorporation)
                              Year Ended         to             to
                              December        December       December
                               31, 2000       31, 1999       31, 2000
                              -----------   -------------  -------------

REVENUE                          $     -         $     -       $      -
                              -----------   -------------  -------------

EXPENSES

   Consulting fees - related
     party                         4,000                          8,000
   Professional fees               1,500           1,000          2,500
   Organization costs                  -              79             79
                              -----------   -------------  -------------
      Total Expenses               5,500           5,079         10,579
                              -----------   -------------  -------------

NET LOSS                       $ (5,500)      $  (5,079)    $  (10,579)
                              ===========   =============  =============

Net Loss Per  Share-
       Basic and Diluted       $   (.00)      $    (.00)     $    (.01)
                              ===========   =============  =============

Weighted Average Shares
    Oustanding- Basic and
    Diluted                    1,000,000       1,000,000      1,000,000
                              ===========   =============  =============


See notes to financial statements.

                                       F-4
                                       16

                       Ninth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD MARCH 15, 1999
                 (date of incorporation) TO DECEMBER 31, 1999


                                                                      Deficit
                                                                    Accumulated
                                                      Additional    During the
                                 Common Stock          Paid-In      Development
                              Shares       Amount      Capital         Stage        Total
                             ----------   ---------  ----------    ------------   ----------
Balances, March 15, 1999
  (date of incorporation)             -   $       -  $        -     $        -    $        -

Issuance of common            1,000,000          79                          -            79

Contribution of services                                  4,000                        4,000

 Net loss for the period
  March 15, 1999 (date  of
  incorporation) to
  December 31, 1999                   -           -           -         (5,079)       (5,079)
                             ----------   ---------  ----------    ------------   ----------

Balances, December 31,
  1999                        1,000,000          79       4,000         (5,079)       (1,000)

Capital contribution                                      2,500                        2,500

Contribution of services                                  4,000                        4,000

Net loss for the year
ended December 31, 2000               -           -           -         (5,500)       (5,500)
                             ----------   ---------  ----------    ------------   ----------

Balances, December 31,
  2000                        1,000,000   $      79   $  10,500     $  (10,579)   $        -
                             ==========   =========  ==========    ============   ==========



See notes to financial statements

                                       F-5
                                       17

                       Ninth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                  For the         For the
                                                  period           period
                                                 March 15,       March 15,
                                                   1999             1999
                                                 (date of         (date of
                                   For the     incorporation)   incorporation)
                                 Year Ended         to               to
                                  December     December 31,     December 31,
                                  31, 2000         1999             2000
                                 ------------  --------------   -------------
Cash Flows From Operating
 Activities
   Net loss                      $   (5,500)     $  (5,079)      $ (10,579)
Adjustments to reconcile net
loss to net cash used by
operating activities:
  Contributed services and
   expenses                           4,000          4,000           8,000
  (Decrease) increase in
   accrued expenses                  (1,000)         1,000               -
                                 ------------  --------------   -------------
    Net Cash Used by Operating
     Activities                      (2,500)           (79)         (2,579)
                                 ------------  --------------   -------------

Cash Flows From Financing
 Activities
   Issuance of common stock               -             79              79
   Capital contribution                2,500             -           2,500
                                 ------------  --------------   -------------
    Net Cash Provided by
     Financing Activities              2,500            79           2,579
                                 ------------  --------------   -------------

Net Increase (decrease) In
Cash and Cash Equivalents                  -             -               -

Cash and Cash Equivalents at
Beginning of Period                        -             -               -
                                 ------------  --------------   -------------

Cash and Cash Equivalents at
End of Period                     $        -    $        -        $      -
                                 ============  ==============   =============


Supplemental cash flow information

Cash Paid For:
   Interest                      $         0   $         0      $        0
                                 ============  ==============   =============
   Income Taxes                  $         0   $         0      $        0
                                 ============  ==============   =============

      See notes to financial statements.

                                       F-6
                                       18

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

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to December 31, 2000, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTIONS

The value of services provided by our stockholder during the period March 15, 1999 (date of incorporation) to December 31, 2000 was $8,000 and is included as professional fees and expenses in the accompanying statement of operations. In addition, the stockholder has agreed to pay corporate, organizational and other costs incurred by us and provide the following services at no cost to us until a business combination is effected:

1. Preparation and filings of required documents with the Securities and Exchange Commission.

2.    Location and review of potential target companies.


NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 2000.

--------------------------------------------------------------------------------

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      NONE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers.
--------------------------------

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

Williams Law Group represents the following ten other registrants that have filed registration statements on Form S-4:

o     Sixth Business Service Group
o     First Enterprise Service Group
o     Third Enterprise Service Group
o     Ninth Enterprise Service Group
o     Brilliant Sun Industry Co.
o     NetConnect Systems
o     CareerTek Acquisition
o     Adar Alternative One
o     Adar Alternative Two
o     First Irving Strategic Group

None of these registration statements has been declared effective. Except for Adar Alternative One and Adar Alternative Two, Mr. Williams is an officer and/or a director of all these companies for administrative purposes only. All of the private companies were located by clients of the Williams Law Group or by representatives of the private companies calling Williams Law Group directly. Just as in this filing, all of the private companies agreed to reimburse the registrants for outstanding obligations, including legal fees owed to Williams Law Group. Neither Williams Law Group nor Mr. Williams will have any continuing relationship with the surviving companies after the mergers close. No compensation is payable to Mr. Williams individually by these companies. The only fees paid to him have been and will continue to be paid as legal fees to his firm by the registrants.

Michael T. Williams, Esq. of the Williams Law Group represented the following company that filed a similar registration statement on Form S-4 which was declared effective in 1997:

o     Thrucomm

Mr. Williams received legal fees and was allowed to retain an equity interest in the surviving company in this transaction as well.

ITEM 10 - EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities during the year ended December 31, 2000, by our president; however, as we have no our other executive officers whose salary and bonus for the year ended December 31, 2000 exceeded $100,000, information is only furnished for Mr. Williams.

                           Summary Compensation Table
                          Long-Term Compensation Awards

Name and Principal Position          Annual Compensation - 2000
---------------------------         --------------------------
                                      Salary ($)      Bonus ($)   Number of Shares Underlying
                                     ----------      ---------            Options (#)
                                                                  --------------------------
Michael T. Williams,                    None           None                  None
President


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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information about our current shareholder. The person named below has sole voting and investment power with respect to the shares. The numbers in the table reflect shares of common stock held as of the date of this Form 10:

                       Shares Owned                         Percentage
                       ------------                         -----------
Michael T.
Williams (1)             1,000,000                              100%

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

Any such fees will be reimbursed by the acquisition candidate as part of the merger agreement. There is no minimum or maximum amount of fees that can be paid. The amount will be determined in arms'-length negotiations in the merger agreement.

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

Mr. Williams is associated with other acquisition companies.

o     12 have filed a Form 10-SB
o     One has filed a Form S-1
o     Ten have filed an S-4
o     18 have not filed a Form 10-SB
o     5 have not been formed
o     Over 20 additional companies will be administratively dissolved this year

It is anticipated that any of the companies already formed but which haven't entered into acquisition agreements will not enter into acquisition agreements unless an acquisition candidate specifically requests to be acquired by an existing rather than a newly-formed acquisition company. The acquisition candidate will select which of the companies listed below it wants to be acquired by. The table does not list over 20 other acquisition companies which will be administratively dissolved in 2001.

Mr. Williams is the founder of and the only an officer and director of all of the acquisition companies listed below, except for Adar Alternative One, Adar Alternative Two and China Dalian, for which he is currently the attorney only. His law firm, Williams Law Group, P.A. represents all of these companies. No compensation is payable to Mr. Williams by these companies. The only fees paid to him have been and will continue to be paid as legal fees to his firm.

Form 10-SB filed

--------------------------------------------------------------------------------
Name and Date of Filing of  Acquisition agreement      Status
Form 10-SB with SEC         signed with
--------------------------------------------------------------------------------
First Business Service      None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Second Business Service     None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Third Business Service      None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Fourth Business Service     None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Fifth Business Service      None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Sixth Business Service      Telesource International,  S-4 pending
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Seventh Business Service    None
Group, Inc.
March 25, 1999

--------------------------------------------------------------------------------
Eighth Business Service     None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
Tenth Business Service      None
Group, Inc.
March 25, 1999
--------------------------------------------------------------------------------
China Dalian, Inc.          China Dalian Shipping Co.  S-4 to be drafted
--------------------------------------------------------------------------------
Yang Holding Co/ NV                                    To be withdrawn
--------------------------------------------------------------------------------
Brilliant Sun Industry Co.  Yi Wan Group, Inc.         S-4 pending
--------------------------------------------------------------------------------

No Form 10SB filed
--------------------------------------------------------------------------------
Name                        Acquisition agreement      Status
                            signed with
--------------------------------------------------------------------------------
First Enterprise Service    Space Systems              S-4 pending
Group, Inc.                 International Corporation
--------------------------------------------------------------------------------
Adar Alternative Two,Inc.   Xfone, Inc.                S-4 pending
(f/k/a)Second Enterprise
Service Group, Inc.
--------------------------------------------------------------------------------
Third Enterprise Service    Competitive Companies      S-4 pending
Group, Inc.
--------------------------------------------------------------------------------
Fourth Enterprise Service   None
Group, Inc.
--------------------------------------------------------------------------------
Fifth Enterprise Service    None
Group, Inc.
--------------------------------------------------------------------------------
Sixth Enterprise Service    None
Group, Inc.
--------------------------------------------------------------------------------
Seventh Enterprise Service  None
Group, Inc.
--------------------------------------------------------------------------------
Adar Alternative One, Inc.  Impulse Communications,    S-4 pending
(f/k/a) Eighth Enterprise
Service Group, Inc.
--------------------------------------------------------------------------------
Ninth Enterprise Service    Wiremedia.com, Inc         S-4 pending
Group, Inc.
--------------------------------------------------------------------------------
Tenth Enterprise Service    None
Group, Inc.
--------------------------------------------------------------------------------
First Irving Strategic      PC Universe, Inc.          S-4 pending
Group, Inc.
--------------------------------------------------------------------------------
Second Irving Strategic     None
Group, Inc.
--------------------------------------------------------------------------------
Third Irving Strategic      None
Group, Inc.
--------------------------------------------------------------------------------
Groove Acquisition, Inc.    Groove, Inc.               S-4 being drafted
--------------------------------------------------------------------------------
Careertek Acquisition, Inc. Careertek, Inc.            S-4 being drafted
--------------------------------------------------------------------------------
USA Staffing Acquisition,   USA Staffing, Inc.         S-4 being drafted
Inc.
--------------------------------------------------------------------------------
US Funding Acquisition,     US Funding, Inc.           S-4 being drafted
Inc.
--------------------------------------------------------------------------------
NetConnect Systems, Inc.    On-Line Connecting         S-4 pending
--------------------------------------------------------------------------------

Companies which have entered into acquisition agreements for which acquisition companies not yet formed:

o     OurBeginnings, Inc.
o     Kinderview, Inc.
o     KnowGen, Inc.
o     Maxxplay, Inc.
o     SMS Stock Market Solutions, Inc.

It is anticipated that these companies will be formed in the next 90-180 days.

Company for which a Form S-1 filed.

o 4 Brandon I, Inc.: It is anticipated that this registration statement will be withdrawn in the near future.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORMS 8-K

Exhibits -
--------

10.1 Agreement with Management, previously filed with Form 10KSB for December 31, 1999

Financial Statement Schedules - None.

Reports on Form 8-K - None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  NINTH BUSINESS SERVICE GROUP, INC.

                  By:     /s/ Michael T. Williams
                          President

Dated: April 13, 2001


      In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE                   TITLE                            DATE
---------                   -----                            ----

/s/ Michael T. Williams     Director                          April 13, 2001
----------------------------