Form 10QSB
period 2001-03-31
NINETH BUSINESS SERVICE GROUP INC
filed 2001-05-22
CIK 1082201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

                 For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ______________ to ____________ .

                        Commission File Number: 000-25649

                       NINTH BUSINESS SERVICE GROUP, INC.
               (Exact name of registrant as specified in charter)

        Florida                                           59-3651759
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

                                YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of May 21, 2001.

                             1,000,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                       NINTH BUSINESS SERVICE GROUP, INC.

                              INDEX TO FORM 10-QSB

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Balance Sheet as of March 31, 2001............................3

                  Statements of Operations for the three month period
                  ended March 31, 2001, 2000 and the period March 15,
                  1999 (date of incorporation) to March 31, 2001................4

                  Statement of Stockholders' Equity for the three
                  months ended March 31, 2001...................................5

                  Statement of Cash Flows for the three months ended
                  March 31, 2001, 2000 and the period March 15,
                  1999 (date of incorporation) to March 31, 2001................6

                  Notes to Financial Statements.................................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations or Plan of Operations...............9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.............................................11
Item 2.           Changes in Securities.........................................11
Item 3.           Defaults Upon Senior Securities...............................11
Item 4.           Submission of Matters to a Vote of Securities Holders.........11
Item 5.           Other Information.............................................11
Item 6.           Exhibits and Reports on Form 8-K..............................11

Signatures

                       Ninth Business Service Group, Inc.
                          (A Development Stage Company)

                       BALANCE SHEET AS OF MARCH 31, 2001
                                   (Unaudited)

                                     ASSETS

TOTAL ASSETS                                                       $       -
                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                        $       -

STOCKHOLDERS' EQUITY
   Preferred stock - no par value; authorized 20,000,000 common
   shares; no shares issued and outstanding                                -
   Common stock - no par value; authorized 50,000,000 common              79
   Shares; 1,000,000 issued and outstanding
   Additional paid-in capital                                         12,500
   Deficit accumulated during the development stage                  (12,579)

          Total Stockholders' Equity                                       -

Total                                                              $       -
                                                                   ==========

See notes to financial statements.

                       Ninth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the
                                                             Period
                                                            March 15,
                                                            1999 (date
                                                               of
                              For the Three  For the Three incorporation)
                              Months Ended   Months Ended      to
                                March 31,      March 31,     March 31,
                                  2001          2000           2001

REVENUE                        $      -       $     -       $        -

EXPENSES

   Consulting fees - related
     party                         1,000           1,000          9,000
   Professional fees               1,000               -          3,500
   Organization costs                  -               -             79

      Total Expenses               2,000           1,000         12,579

NET LOSS                       $  (2,000)     $   (1,000)    $  (12,579)
                              ===========   =============  =============

Net Loss Per  Share-
       Basic and Diluted       $   (.00)      $    (.00)     $    (.01)
                              ===========   =============  =============

Weighted Average Shares
    Oustanding- Basic and
    Diluted                    1,000,000      1,000,000      1,000,000
                              ===========   =============  =============

See notes to financial statements.

                       Ninth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                      Deficit
                                                                    Accumulated
                                                      Additional    During the
                                 Common Stock          Paid-In      Development
                              Shares       Amount      Capital         Stage        Total

Balances, December 31,
  2000                        1,000,000          79      10,500        (10,579)        -

Capital contribution                                      1,000                    1,000

Contribution of services                                  1,000                    1,000

Net loss for the three
Months ended March 31, 2001           -           -           -         (2,000)   (2,000)

Balances, March 31, 2001      1,000,000   $      79   $  12,500     $  (12,579)   $    -
                             ==========   =========  ==========    ============   =======

See notes to financial statements

                       Ninth Business Service Group, Inc.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For the
                                                                Period
                                                               March 15,
                                                               1999 (date
                                                                  of
                                 For the Three  For the Three incorporation)
                                 Months Ended   Months Ended      to
                                   March 31,      March 31,     March 31,
                                     2001          2000           2001

Cash Flows From Operating
 Activities
   Net loss                      $   (2,000)     $  (1,000)      $ (12,579)
Adjustments to reconcile net
loss to net cash used by
operating activities:
  Contributed services and
   expenses                           1,000          1,000           9,000
  (Decrease) increase in
   accrued expenses                       -         (1,000)              -

    Net Cash Used by Operating
     Activities                      (1,000)        (1,000)         (3,579)

Cash Flows From Financing
 Activities
   Issuance of common stock               -              -              79
   Capital contribution                1,000         1,000           3,500

    Net Cash Provided by
     Financing Activities              1,000         1,000           3,579

Net Increase (decrease) in
Cash and Cash Equivalents                  -             -               -

Cash and Cash Equivalents at
Beginning of Period                        -             -               -

Cash and Cash Equivalents at
End of Period                     $        -    $        -        $      -
                                 ============  ==============   =============

Supplemental cash flow information

Cash Paid For:
   Interest                      $         0   $         0      $        0
                                 ============  ==============   =============
   Income Taxes                  $         0   $         0      $        0
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

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements.
The reported amounts of revenues and expenses during the reporting period may be affected by the estimates we are required to make. Actual results could differ from our estimates.

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly,
these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.
The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10KSB.

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
This factor, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

NOTE C - INCOME TAXES

During the period March 15, 1999 (date of incorporation) to March 31, 2001 we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTIONS

The value of services provided by our stockholder during the period March 15, 1999
(date of incorporation) to March 31, 2001 was $9,000 and is included as professional fees and expenses in the accompanying statement of operations. In addition, the stockholder has agreed to pay corporate, organizational and other costs incurred by us and provide the following services at no cost to us until a business combination is effected:

1.      Preparation and filings of required documents with the Securities and Exchange
        Commission.

2.      Location and review of potential target companies.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share"
("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the
provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of March31, 2000 or 2001.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period ended March 31, 2001 included with this Form 10-QSB.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by the Company.

We are considered to be in the development stage as defined in Financial Accounting
Standards Board Statement No. 7, and have neither engaged in any operations nor generated any significant revenues to date. We have no assets. Our losses from inception through March 31, 2001, all funded by a capital contribution from management, are $12,579.

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
The factors that might cause such differences include, among others, the following:
(i) any material inability of the Company to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs to the Company; (ii)
any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on the Company's acquisition candidate's cash flow and abilities to obtain acceptable financing in connection with its growth plans; (iv) any increased competition in the candidate's business; and (v) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this
Form 10-QSB or to reflect the occurrence of unanticipated events.

                                       10

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

           May 21, 2001                           /s/ Michael T. Williams
             Date                                 Michael T. Williams, President